Form 10-K/A
period 2001-12-31
MORGAN STANLEY DEAN WITTER CAPITAL I TRUST 2001-PPM
filed 2003-01-10
CIK 1132539

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001


      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission File Number:  333-77215-05

         Morgan Stanley Dean Witter Capital I Inc.
         Commercial Mortgage Pass-Through Certificates
         Series 2001-PPM
         (Exact name of registrant as specified in its charter)



   New York                                        52-2289258
                                                   52-2289259
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 19, 2002 on behalf of Morgan Stanley Dean Witter Capital I Inc. Commercial Mortgage Pass-Through Certificates, Series 2001-PPM established pursuant to the Pooling and Servicing Agreement among Morgan Stanley Dean Witter Capital I Inc. as Depositor, Capmark Services L.P. as Master Servicer, PPM Finance, Inc. as Special Servicer, Wells Fargo Bank Minnesota, N.A. as Trustee pursuant to which Morgan Stanley Dean Witter Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-PPM registered under the Securities Act of 1933 (the "Certificates") were issued.







  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) CapMark Services, L.P., as Master Servicer <F1>
       b) PPM Finance, Inc., as Special Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) CapMark Services, L.P., as Master Servicer <F1>
       b) PPM Finance, Inc., as Special Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On October 16, 2001, November 30, 2001, and January 02, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.
  <F2> Previously filed.


                           SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Morgan Stanley Dean Witter Capital I Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2001-PPM
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A., as Trustee

  By:   William P. Walther, Vice President

  By: /s/  William P. Walther, Vice President

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, William P. Walther, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Morgan Stanley Dean Witter Capital I Inc. Commercial Mortgage Pass-Through Certificates Series 2001-PPM.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002

      William P. Walther
      ________________________
      [Signature]

      Vice President
      ________________________
      [Title]



  Exhibit Index

  Exhibit No.

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

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) CapMark Services, L.P., as Master Servicer <F1>
     b) PPM Finance, Inc., as Special Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) CapMark Services, L.P., as Master Servicer <F1>
     b) PPM Finance, Inc., as Special Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.

Ex 99.1 (a)
KPMG     (logo)

303 Peachtree Street, N,E.
Suite 2000
Atlanta, GA 30308

Independent Accountants' Report

The Board of Directors
CapMark Services, L.P.:

We have examined the accompanying management's assertion that CapMark
Services, L.P. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, to the extent such standards were applicable to the commercial and multifamily servicing performed by the Company, as of and for the year ended December 31, 2001. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards during the year ended December 31, 2001 is fairly stated, in all material respects.


February 8, 2002


Ex 99.1 (b)

Corporate Trust Services
11000 Broken Land Parkway
Columbia, MD 21044

RE: Morgan Stanley Dean Witter Capital I Inc., Series 2001-PPM

Dear Jennifer:

After some time, it seems that we have finally resolved the issue of whether PPM needed to provide a USAP as Special Servicer under the above referenced transaction. As you are aware we have decided, with the help of S&P, Fitch and your office, that at this time PPM will not provide a USAP. At such time that PPM does service a loan as Special Servicer, PPM will provide the appropriate parties with a USAP within six (6) months of starting to service that loan.

I have enclosed herewith an Officer's Certificate and an Organizational Chart for your files. I am simultaneously providing copies of same to Stephanie Pitossa at Fitch, as requested.

Please feel free to call me with questions or comments. Thanks for all your efforts in helping to resolve this matter.

Sincerely,

Synove T. Maraffino
Director, Administration





Ex 99.2 (a)
CapMark Services

Management Assertion

As of and for the year ended December 31, 2001, CapMark Services, L.P. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, CapMark Services, L.P. had in effect a fidelity bond and errors and omissions policy in the amount of $100,000,000.

Sean D. Reilly
Principal
Operations

February 8, 2002

Ex 99.2 (b)
February 27, 2002


Wells Fargo Bank Minnesota, N,A. as Trustee
11000 Broken Land Parkway
Columbia, MD 21044-3562
C/o Jennifer Richardson

Re: Morgan Stanley Dean Witter Capital I Inc., Series 2001-PPM

Dear Sir or Madam:

Pursuant to the requirement in Article IX, Section 9.18 of the Pooling and Servicing Agreement for Morgan Stanley Dean Witter Capital I Inc., Series 2001-PPM, I hereby state that I have conducted a review of the activities and performance of PPM Finance, Inc. the Special Servicer, during the calendar year 2001. To the best of my knowledge, based on this review, PPM Finance, Inc. has fulfilled all of its obligations in all material respects throughout the year in accordance with this Pooling and Servicing Agreement and no default in fulfillment of any obligation has occurred.

If you have any questions regarding this, please contact me at 312-634-2558.

Sincerely,

Kent D. Born
Senior Managing Director
Real Estate Securities


Ex 99.3 (a)
CapMark Services

March 12, 2002

VIA UPS OVERNIGHT

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway Columbia,
Maryland 21044
Attention: Corporate Trust Services

Re: Morgan Stanley Dean Witter Capital I Inc. Commercial Mortgage Pass-Through
    Certificates, Series 2001-PPM

Ladies & Gentlemen:

Reference is made to the Pooling and Servicing Agreement (the "PSA") dated as of January 1, 2001, among Morgan Stanley Dean Witter Capital I Inc., as Depositor, CapMark Services, L.P., ("CapMark") as Master Servicer, PPM Finance, Inc., as Special Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee, entered into in connection with Morgan Stanley Dean Witter Capital I Inc. Commercial Mortgage Pass-Through Certificates, Series 2001-PPM.

As a Principal of CapMark, I have delegated to specified officers
("Officers") the responsibility for reviewing and monitoring the activities of CapMark, and of our performance under the PSA.

Accordingly, pursuant to Section 8.12 of the PSA and in accordance with certifications made to me by each of the Officers, CapMark certifies the following:

(1) A review of the activities of CapMark for the period from January 30, 2001 to December 31, 2001, and of its performance under this PSA has been made under the supervision of the Officers, who have in turn been under my supervision; and

(2) To the best of my knowledge and the Officers' knowledge, based on such review, CapMark has fulfilled its obligations as Master Servicer in all material respects under the PSA throughout the period from January 30, 2001 to December 31, 2001.

Please refer to the enclosed independent accountants' report dated February 8, 2002, delivered pursuant to Section 8.13 of the PSA, which discusses the results of their review of our activities under this PSA and which is incorporated herein by reference.


We have also included a copy of our current Servicing Officers' List for your files.

Very truly yours,


Sean D. Reilly Principal
CapMark Services, L.P.

Enclosures

cc:     Morgan Stanley Dean Witter Capital I Inc,
        1585 Broadway
        3rd Floor
        New York, New York 10036
        Attention: Mr. Andrew Berman, Principal

        PPM Finance, Inc.
        225 West Wacker Drive
        Suite 1200
        Chicago, Illinois 60606
        Attention: Synove Maraffino

        Fitch, Inc.
        One State Street Plaza
        31st Floor
        New York, New York 10004
        Attention: CMBS Surveillance

        Standard & Poor's Rating Service
        55 Water Street - 41st Floor
        New York, New York 10041-0003
        Attention- CMBS Surveillance

        CapMark Services, L.P.
        245 Peachtree Center Avenue
        Suite 1800
        Atlanta, Georgia 30303
        Attention: Mr. Kevin Lawley

Ex 99.3 (b)
March, 2002

VIA UPS OVERNIGHT

Wells Fargo Bank Minnesota, N,A.
11000 Broken Land Parkway
Columbia, Maryland 21044
Attention: Corporate Trust Services

Re: Morgan Stanley Dean Witter Capital I Inc. Commercial Mortgage Pass- Through Certificates, Series 2001-PPM

Ladies & Gentlemen:

Reference is made to the Pooling and Servicing Agreement (the "PSA") dates as of January 1, 2001, among Morgan Stanley Dean Witter Capital I Inc., as Depositor, CapMark Services, L.P., as Master Servicer, PPM Finance, Inc., ("PPM") as Special Servicer, and Wells Fargo Bak Minnesota, N.A., as Trustee, entered into in connection with Morgan Stanley Dean Witter Capital I Inc. Commercial Pass-Through Certificates, Series 2001-PPM.

As Chief Financial Officer of PPM, I have delegated to specified officers ("Officers") the responsibility for reviewing and monitoring the activities of PPM, and of our performance under the PSA.

Accordingly, pursuant to Section 8.12 of the PSA and in accordance with certifications made to me by each of the Officers, PPM certifies the following:

(1) A review of the activities of PPM for the period from January 30, 2001 to December 31, 2001, and of its performance under this PSA has been made under the supervision of the Officers, who have in turn been under my supervision; and

(2) To the best of my knowledge and the Officers' knowledge, based on such review, PPM has fulfilled its obligations as Special Servicer in all material respects under the PSA throughout the period from January 30, 2001 to December 31, 2001.

Please refer to the enclosed independent accountants' report dated delivered pursuant to Section 8.13 of the PSA, which discusses the results of their review of our activities under this PSA and which is incorporated herein by reference.




Wells Fargo Bank Minnesota, N.A.
March, 2002
Page 2


We have also included a copy of our curTent Servicing Officers' List for your files.

Very truly yours,

Mark Mandich
Chief Operating Officer
PPM Finance, Inc.

Enclosures

Cc:
 Morgan Stanley Dean Witter Capital I Inc.
 1585 Broadway
 3rd Floor
 New York, New York 10036
 Attention: Andrew Berman, Principal

Fitch, Inc.
One State Street Plaza
31st Floor
New York, New York 10041-0003
Attention: CMBS Surveillance

Standard & Poor's Rating Service
55 Water Street - 41st Floor
New York, New York 10041-0003
Attention: CMBS Surveillance

CapMark Services, L.P.
245 Peachtree Center Avenue
Suite 1800
Atlanta, Georgia 30303
Attention: Mr. Kevin Lawley